Form 10-Q
period 1995-03-31
ASPEN IMAGING INTERNATIONAL INC
filed 1995-05-15
CIK 741517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the period ended               March 31, 1995
                     ----------------------------------------------------
                                       OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________


                     Commission file number    0-12573
                                               -------

                       ASPEN IMAGING INTERNATIONAL, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                  84-0724829
- - -------------------------------------       -----------------------------------
         (State of Incorporation)           (I.R.S. Employer Identification No.)

  1500 Cherry Street, Louisville, Colorado                     80027
- - --------------------------------------------      -----------------------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (303) 666-5750
                                                   ----------------------------

                                        NA
- - -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----     -----

Number of Common Shares Outstanding as of May 2, 1995:         4,098,356
                                                       ------------------------

                       ASPEN IMAGING INTERNATIONAL, INC.



                                                                                Page Number
                                                                                -----------

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           March 31, 1995 and June 30, 1994. . . . . . . . . . . . . .               3

           Consolidated Statements of Operations
           for the Three Months and Nine Months Ended
           March 31, 1995 and 1994 . . . . . . . . . . . . . . . . . .               5

           Consolidated Statements of Cash Flows
           for the Nine Months Ended March 31,
           1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . .               6

           Notes to Consolidated Financial Statements . . . . . . . .                7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . . . . . .              8



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .                     10

  Item 1.  Legal Proceedings.

  Item 2.  Changes in Securities.

  Item 3.  Defaults Upon Senior Securities.

  Item 4.  Submission of Matters to a Vote
           of Security Holders.

  Item 5.  Other Information.

  Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .                     11

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)--Note A.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES


Consolidated Balance Sheets
- - ---------------------------

                                                      March 31                   June 30
                                                        1995                      1994
                                                    -----------                -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $ 2,475,672                $ 1,784,846
  Marketable securities and short-term
    investments                                       1,440,988                         --
  Receivables (less allowances of $21,444
    and $75,000 for doubtful accounts)                  909,411                  1,201,544
  Inventories -- Note B                                 915,338                  1,798,115
  Prepaid expenses and other current assets             167,430                     21,873
                                                    -----------                -----------
                          TOTAL CURRENT ASSETS        5,908,839                  4,806,378

PROPERTY, PLANT AND EQUIPMENT
  Leasehold improvements                                140,457                     80,724
  Machinery and equipment                             1,104,414                  1,951,718
  Molds and molds in progress                         2,994,761                  3,028,555
  Office equipment and vehicles                         322,853                  1,282,297
                                                    -----------                -----------
                                                      4,562,485                  6,343,294
  Less accumulated depreciation
    and amortization                                  3,113,367                  4,594,799
                                                    -----------                -----------
                                                      1,449,118                  1,748,495

BUILDING AND LAND HELD FOR SALE                              --                  2,155,000

NOTES RECEIVABLE                                         29,835                     60,209

OTHER ASSETS, NET -- Note A                             150,679                    194,110
                                                    -----------                -----------


                                  TOTAL ASSETS      $ 7,538,471                $ 8,964,192
                                                    ===========                ===========

See notes to consolidated financial statements.


ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES


Consolidated Balance Sheets--Continued
- - --------------------------------------

                                                                    March 31                    June 30
                                                                      1995                        1994
                                                                   -----------                 -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $   597,651                $   696,828
  Accrued salaries and payroll expenses                                549,743                    244,116
  Current maturities of long-term debt                                      --                    144,065
                                                                   -----------                -----------
                     TOTAL CURRENT LIABILITIES                       1,147,394                  1,085,009

LONG-TERM DEBT                                                              --                    852,305

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value;
    authorized, 1,000,000 shares;
    no shares issued                                                        --                         --
  Common Stock, $.001 par value;
    authorized, 8,000,000 shares;
    issued 4,192,356 shares                                              4,192                      4,192
  Capital in excess of par value                                     4,807,151                  4,807,151
  Retained earnings                                                  1,598,703                  2,215,535
                                                                   -----------                -----------
                                                                     6,410,046                  7,026,878
  Treasury Stock at cost, 24,500 shares
    at March 31, 1995                                                  (18,969)                        --
                                                                   -----------                -----------
                    TOTAL STOCKHOLDERS' EQUITY                       6,391,077                  7,026,878

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 7,538,471                $ 8,964,192
                                                                   ===========                ===========

See notes to consolidated financial statements.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES


Consolidated Statements of Operations
- - -------------------------------------
                                                 Three Months Ended             Nine Months Ended
                                                      March 31                        March 31
                                           ----------------------------     ---------------------------
                                                1995            1994            1995            1994
                                           -----------     ------------     -----------     -----------
REVENUE
  Net sales                                $ 1,704,402      $ 2,719,419     $ 5,603,703     $ 9,272,183
  Other                                         56,978            3,532         184,868         116,424
                                           -----------     ------------     -----------     -----------
                                             1,761,380        2,722,951       5,788,571       9,388,607

COST AND EXPENSES
  Cost of products sold                      1,400,959        2,200,592       4,406,770       7,435,720
  Selling, general and
    administrative                             474,500        1,100,393       1,576,270       2,325,185
  Interest                                          52           23,025          16,535          93,393
  Severance and post-employment
    costs from the elimination
    of administrative personnel                 54,493               --         533,576              --
  Charge related to elimination
    of products and product lines                   --        1,075,016              --       1,075,016
                                           -----------     ------------     -----------     -----------
                                             1,930,004        4,399,026       6,533,151      10,929,314

          (LOSS) BEFORE INCOME TAXES          (168,624)      (1,676,075)       (744,580)     (1,540,707)

PROVISION (BENEFIT) FOR INCOME TAXES          (127,748)         (50,900)       (127,748)             --
                                           -----------     ------------     -----------     -----------

                          NET (LOSS)       $   (40,876)    $ (1,625,175)    $  (616,832)    $(1,540,707)
                                           ===========     ============     ===========     ===========

         NET (LOSS) PER COMMON SHARE       $     (0.01)    $      (0.39)    $     (0.15)    $     (0.38)
                                           ===========     ============     ===========     ===========

             WEIGHTED AVERAGE SHARES         4,187,095        4,192,356       4,190,628       4,105,399
                                           ===========     ============     ===========     ===========

See notes to consolidated financial statements.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES


Consolidated Statements of Cash Flows
- - -------------------------------------


                                                              Nine Months Ended
                                                                   March 31
                                                      --------------------------------
                                                           1995               1994
                                                      ------------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                          $  (616,832)         $(1,540,707)
Adjustments to reconcile net (loss)
  to net cash provided by
  operating activities:
    Depreciation and amortization                         461,162              577,562
    Provision for doubtful accounts                       (53,556)              45,000
    (Gain) on disposal of assets                          (41,151)             (90,734)
    Charge relating to elimination
      of products and product lines                           --             1,075,016
  Changes in operating assets
    and liabilities:
      Receivables                                         345,689               80,980
      Inventories                                         882,777            1,285,545
      Prepaid expenses and
        other current assets                             (145,557)             133,422
      Accounts payable and
        accrued expenses                                  (99,177)            (455,155)
      Accrued salaries and
        payroll expenses                                  305,627             (285,904)
                                                      -----------          -----------
                    NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                1,038,982              825,025

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property,
    plant and equipment                                 2,261,077              113,145
  Additions to property, plant
    and equipment                                        (187,965)             (83,974)
  Change in notes receivable                               30,374              533,511
  Purchase of investments                              (1,440,988)                  --
  Change in other assets                                    4,685               23,780
                                                      -----------          -----------
                    NET CASH PROVIDED BY
                    INVESTING ACTIVITIES                  667,183              586,462

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowing under
    line of credit agreement                                   --             (981,806)
  Sale of common stock, net                                    --            1,624,009
  Purchase of treasury stock                              (18,969)                  --
  Payment of long-term debt                              (996,370)            (805,886)
                                                      -----------          -----------
                      NET CASH (USED IN)
                    FINANCING ACTIVITIES               (1,015,339)            (163,683)

                    NET INCREASE IN CASH
                    AND CASH EQUIVALENTS                  690,826            1,247,804

               CASH AND CASH EQUIVALENTS
                  AT BEGINNING OF PERIOD                1,784,846              110,297
                                                      -----------          -----------

               CASH AND CASH EQUIVALENTS
                        AT END OF PERIOD              $ 2,475,672          $ 1,358,101
                                                      ===========          ===========

SUPPLEMENTAL INFORMATION:

  Interest Paid                                       $    16,535          $    70,146
                                                      ===========          ===========
  Taxes Paid                                          $        --          $        --
                                                      ===========          ===========


See notes to consolidated financial statements.

                                      6.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1995




NOTE A -- Basis Of Presentation
- - -------------------------------
The accompanying consolidated condensed financial statements include the accounts of Aspen Imaging International, Inc. (the "Company") and its wholly-owned subsidiaries, Aspen Ribbons International, Inc., a Domestic International Sales Corporation, and Aspen Toner Corporation, a manufacturer of laser toner. The financial statements have been prepared without audit and reflect, in the opinion of management, all adjustments necessary for fair statement of the results of the Company's operations for the periods presented. These include only normal recurring adjustments. It is recommended that these financial statements be read in conjunction with the Company's annual report for the year ended June 30, 1994.

Other assets include $135,419 of formulas for the production of toner, net of $189,581 accumulated amortization.

The Company recognizes sales when product is shipped.

Certain prior amounts have been reclassified to conform with the current year presentation.


NOTE B -- Inventories
- - ---------------------
Inventories consisted of:

                                           March 31          June 30
                                             1995              1994
                                         -----------       ------------
    Raw materials and component parts    $   387,377       $   737,282
    Finished goods, including goods
      purchased for resale                   527,961         1,060,833
                                         -----------       -----------

                                         $   915,338       $ 1,798,115
                                         -----------       -----------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS


Comparison of the Three and Nine Months Ended March 31, 1995 and 1994
- - ---------------------------------------------------------------------
As reported in the Company's Form 10-K for the year ended June 30, 1994 and in the Company's Forms 10-Q for the quarters ended September 30, 1994 and December 31, 1994, the Company continues to reduce its product offerings and focus on its traditional ribbon business for impact printers, particularly ribbons for which the Company has molds, and on its toner products line for laser printers. The reduction in sales and the reduction in inventory levels in the three and nine month periods ended March 31, 1995 from the same periods in 1994, are primarily the result of the elimination of unprofitable products from the Company's product line and a continuing deterioration in the sale of the Company's core products.

The reduction in gross profit for the three months ending March 31, 1995 is primarily due to the Company expensing approximately $93,000 to cost of sales for variences resulting from the underabsorption of overhead. These variances from the Company's standard costs were the result of the Company's efforts to reduce inventory levels to those more appropriate to its current rate of sales and sales dropping below levels which could fully absorb the Company's normal overhead costs. Although the Company continues to reduce its cost of sales, underabsorbed overhead will continue until the Company achieves sufficient sales to fully absorb overhead.

The Company has been reducing its ongoing selling, general and administrative costs to be more in line with the Company's current rate of sales. The severance and post-employment costs resulting from the elimination of administrative personnel includes two people in the three month period and four people in the nine month period, and includes payments to be paid to and on behalf of Peter C. Williams, the Company's former President, who resigned from his employment, offices and as a Director during December, 1994.

Liquidity and Capital Resources
- - -------------------------------
The investment in the Company by Buckeye Business Products, Inc., a Division of Bobbie Brooks, Incorporated ("Buckeye"), in 1993, allowed the Company to utilize its assets in a more productive manner in an effort to return the Company to profitability.

The Company used Buckeye's investment to eliminate the Company's working capital debt and the relationship with Buckeye allowed the Company to sell its building, eliminate all long-term debt, and substantially reduce staffing levels. This has resulted in a reduction in the Company's losses and cash requirements, notwithstanding the continuing sales deterioration that began several years ago.

The Company also intends to continue to explore the possibility of a merger or other similar transaction with Buckeye.

On February 15, 1995, the Company announced that it would purchase, from time to time in the open market, up to 750,000 shares of its stock. Through May 2, 1995, the Company has repurchased 94,000 of its shares at an aggregate purchase price of approximately $76,300.

The Company's current ratio was 5.1 to 1 at March 31, 1995 compared to 4.4 to 1 at June 30, 1994. The Company has $2,475,672 in cash and cash equivalents and $1,440,988 in marketable securities and other short-term investments and no long-term debt at March 31, 1995. Accordingly, the Company believes that its capital resources are more than sufficient to support its current and planned levels of operations and its announced stock repurchase.

                          PART II - OTHER INFORMATION


  Item 1.  LEGAL PROCEEDINGS.  None

  Item 2.  CHANGES IN SECURITIES.  None

  Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

  Item 5.  OTHER INFORMATION.  None

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits

           Financial Data Schedule

      (b)  Reports on Form 8-K

           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ASPEN IMAGING INTERNATIONAL, INC.




                                                /s/  Robert H. Kanner
                                           -----------------------------------
                                           Robert H. Kanner
                                           Chairman of the Board
                                           and Chief Financial Officer




Dated:  May 12, 1995