Form 10-K
period 1995-06-30
ASPEN IMAGING INTERNATIONAL INC
filed 1995-09-28
CIK 741517

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM l0-K
(Mark One)

/X/ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE ACT
      OF l934 [FEE REQUIRED]
For the fiscal year ended          June 30, 1995
                                       OR
/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [NO FEE REQUIRED]
For the transition period from              to

                     Commission file number     0-12573

                           ASPEN IMAGING INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                           84-0724829
(State of Incorporation)                   (I.R.S. Employer Identification No.)

  3830 Kelley Avenue, Cleveland, Ohio                         44114
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (216) 881-5300

Securities registered pursuant to Section l2(b) of the Act:
Title of each class                   Name of each exchange on which registered
       None                                              None

Securities registered pursuant to Section l2(g) of the Act:
                    Common Stock, Par Value $.00l Per Share
                               (Title of class)

    Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]
    At September 25, 1995, the aggregate market value of the common shares held by non-affiliates of the registrant (based upon the average of the bid and asked prices of the Common Stock), was approximately
$1,832,486.
    As of September 25, l995, 3,988,756 shares of Common Stock were outstanding.

    Documents Incorporated by Reference                  Form l0-K Reference
                                         None

            The exhibit index begins on page 33 of this Form l0-K.

                                  PART I

ITEM 1.  BUSINESS

    Aspen Imaging International, Inc. (the "Company") manufactures and distributes disposable inked cartridge and spool ribbons for impact printing devices, toner for laser toner cartridges and laser engine printers, and bulk toner for laser printers. Additionally, the Company markets various other supply items including print bands and its AspenGuideR, the definitive computer printer industry compatibility guide which provides cross-reference information concerning ribbons, fax, laser, copier and other related supplies.

    The Company's executive offices are located at 3830 Kelley Avenue, Cleveland, Ohio 44114, telephone (216) 881-5300, and its sales offices are located at 1500 Cherry Street, Suite B, Louisville, Colorado 80027, telephone (303) 666-5750.

    The Company is engaged in business in one industry segment: the manufacture and distribution of supplies for impact and non-impact printing devices.

    Most of the Company's ribbon products are manufactured by contractors, some of which use component parts produced on molds owned by the Company. Toner products are manufactured by the Company's Aspen Toner manufacturing subsidiary located in Tullytown, Pennsylvania, approximately 25 miles north of Philadelphia, and are sold as bulk toner or in kits.

    The Company's products are sold primarily through distributors who resell the products to end-users sometimes utilizing their own labeling. The Company markets its products in all 50 states and in over 25 foreign countries using telemarketing, direct mail and other forms of advertising.

    Because of declining sales and gross margins and the impending expiration of the Company's bank line of credit, the Company's independent auditor's report for the year ended June 30, 1992 included a modification with respect to the ability of the Company to continue operating as a going concern. The Company's Board of Directors determined that the Company might not be able to remain independent and began seeking a strategic partner. The Company also sought ways to reduce expenses to become more competitive. Until November, 1991, the Company had designed and manufactured most of its products in-house and employed approximately 375 persons. In November, 1991, the Company shifted production of some of its ribbon products to a Mexican contractor and down-sized its internal production. By June 30, 1993, the Company was producing approximately 60% of its ribbons in Mexico. In April, 1993, the Company also began importing ribbon products produced in China. During the fiscal year ended June 30, 1994, the Company shifted production of its ribbons from its Mexican contractor to domestic contractors.
                                   2.

    In July, 1993, the Company entered into a strategic alliance with Buckeye Business Products, Inc. ("Buckeye"), now a Division of Bobbie Brooks, Incorporated ("Brooks"), which made a cash investment in the Company, allowing the Company to substantially eliminate its working capital loans. Buckeye began working with the Company's management to continue efforts already underway aimed at returning the Company to profitability (See Item 13, Certain Relationships and Related Transactions). These efforts resulted in the elimination of unprofitable products (primarily organic photoconductors - OPC drums) from the Company's product lines, the sale of unused and under-utilized assets, the sale of the Company's building, and substantial additional reduction in the Company's staffing requirements.

    The Company continues to manufacture and distribute ribbon and toner products, but intends to explore possible acquisitions. The Company continues to explore the possibility of a merger, sale of assets, or other similar transaction with its strategic partner.

    The computer printer supplies industry, which includes ribbon products, toner products, and other supply items, is intensely competitive. The Company believes that its shift from in-house production of ribbon products to more efficient domestic and imported sources will allow it to remain competitive.

    The Company sells most of its products under its "Aspen Ribbons" and "AspenGuide" United States trademarks. The Company's success is not dependent on the protection of patents, trademarks, or licensing agreements with its distributors. While certain original equipment manufacturers have patented certain design or functioning features of ribbon cartridges, patents have not had a significant impact on the ability of the Company to copy an existing ribbon cartridge.

    As of June 30, 1995, the Company had 28 full-time employees.

    Approximately 21.2% of the Company's sales are to customers in foreign countries. These sales are made using letters of credit, sight drafts, payment-in-advance or credit on account.


ITEM 2.  PROPERTIES

    The Company leases approximately 9,100 square feet of office space in Louisville, Colorado and approximately 5,000 square feet of factory, distribution and office space in Brooks' Cleveland, Ohio facility.

    Aspen Toner leases approximately 12,000 square feet of manufacturing/warehouse space in a small industrial park in Tullytown, PA.

ITEM 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings to which the Company is a party or of which any of its properties is the subject and no such proceedings are known to the Company to be contemplated by governmental authorities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 10, 1995, the Company held its Annual Meeting of Stockholders. At the Meeting, the Stockholders elected five Directors to serve for a term commencing April 10, 1995 and continuing until the next Annual Meeting of Stockholders or until their respective successors are duly elected and qualified. Glenn E. Corlett, William A. Dillingham, Harold L. Inlow, Robert H. Kanner and Stephen R. Kalette were elected to serve as Directors of the Company for such term.


                                PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

(a) Principal Market or Markets.

    The Company's Common Stock is traded over-the-counter and quoted on NASDAQ under the symbol "ARIB".

    The following table sets forth the NASDAQ range for high and low bid quotations for the Company's security, as reported by NASDAQ, for the periods indicated. Quotations are interdealer prices which do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

           Quarter Ended                 High           Low
         ------------------             -------       --------
         September 30, 1993             $1 5/8        $1
         December 31, 1993              $1 1/4        $  7/8
         March 31, 1994                 $1 5/16       $1 1/16
         June 30, 1994                  $1 3/32       $  3/8
         September 30, 1994             $  13/16      $  5/8
         December 31, 1994              $1 1/8        $  5/8
         March 31, 1995                 $  30/32      $  5/8
         June 30, 1995                  $  13/16      $  11/16

(b) Holders.

    There were approximately 500 stockholders of record as of September 25, 1995.

(c) Dividends.

    The Company has not paid dividends on its Common Stock in recent years and does not anticipate paying dividends on its Common Stock in the forseeable future. Subject to the foregoing, the payment of dividends on Common Stock will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth certain selected financial data with respect to the Company and its subsidiary and is qualified in its entirety by reference to the consolidated financial statements and notes thereto.

(All numbers shown in 000's except share data and ratios)


Selected Statement of Operations Data
                                                       Years ended June 30

                                   1995          1994          1993          1992         1991

Net Revenues                    $  7,270       $11,875       $13,997       $17,127      $17,620

Net (loss) income:                  (721)       (1,768)       (1,013)       (1,318)          12

Net (loss) income
 per Common Share               $   (.17)     $   (.43)     $   (.32)     $   (.41)    $    .00

Weighted average
 number of shares              4,168,104     4,159,479     3,192,356     3,192,356    3,480,210

Selected Balance Sheet Data

                                                       Years ended June 30
                                   1995          1994          1993          1992         1991

Total Assets                     $ 7,389       $ 8,964       $11,568       $14,100      $14,858

Long-Term Debt                         -           852         1,367         1,350        1,854

Stockholders' Equity               6,290         7,027         7,171        8,184         9,502

 Per Common Share                $  1.54       $  1.68       $  2.25      $  2.56       $  2.98

Shares Outstanding
 at year end                   4,075,356     4,192,356     3,192,356     3,192,356    3,192,356

                                   5.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Fiscal Year ended June 30, 1995 with Fiscal Year ended June 30, 1994.


The Company continues to reduce its product offerings and focus on its traditional ribbon business for impact printers, particularly ribbons for which the Company has molds, and on its toner product lines for laser printers. The reduction in sales and the reduction in inventory levels from 1994 to 1995 are primarily the result of the elimination of unprofitable products from the Company's product line and a continuing deterioration in the sale of the Company's core products.

Because the Company no longer required its 85,000 square foot facility in Colorado, the facility was sold during fiscal 1995 for an amount approximating net book value and the proceeds used to retire debt. Cash and cash equivalents, short term investments and marketable securities increased from 1994 to 1995 primarily as the result of the sale of the Company's facility and further reduction in inventory levels.
Receivables decreased as a result of the reduction in sales.

Gross profit decreased slightly from 21.5% for the year ended June 30, 1994 to 20.8% for the year ended June 30, 1995 primarily due to the Company expensing of approximately $144,000 to cost of sales for variences resulting from the underabsorption of overhead. These variances from the Company's standard costs were the result of the Company's efforts to reduce inventory levels to those more appropriate to its current rate of sales and sales dropping below levels which could fully absorb the Company's normal overhead costs. Although the Company continues to reduce its cost of sales, underabsorbed overhead will continue until the Company achieves sufficient sales to fully absorb overhead.

The Company has reduced its ongoing selling, general and administrative costs by $930,000 from 1994 to 1995 in an attempt to bring such costs in line with the Company's current rate of sales.

Interest expense decreased in 1995 due to the elimination of debt.

In the year ended June 30, 1995 the Company recorded severence and post employment costs resulting from the elimination of four administrative employees, including the Company's former President, who retired in December, 1994, but will continue to receive compensation through 1996.

Comparison of Fiscal Year ended June 30, 1994 with Fiscal Year ended June 30, 1993.

    In July, 1993, the Company sold Buckeye 1,000,000 newly issued shares of Common Stock for $1.65 per share, aggregate $1,650,000. During the year ended June 30, 1994, the Company made decisions to utilize its assets in a more productive manner in an effort to return the Company to profitability. As a result of this change in direction, the Company eliminated unprofitable products (primarily organic photoconductors - OPC drums) from the Company's product lines, sold unused and under-utilized assets, entered into an agreement to sell the Company's building, and made further reductions in the Company's staffing levels. This resulted in an approximately $1,500,000 charge in the year ended June 30, 1994.

    The Company's employee levels were reduced from approximately 150 at June 30, 1993 to approximately 45 at June 30, 1994. The Company no longer required its approximately 84,000 square foot facility in Colorado, the sale of which was completed in October, 1994, reducing occupancy costs. The Company reduced its bank debt to approximately $1,000,000 at June 30, 1994, from approximately $2,800,000 at June 30,
1993. The Company increased its cash to approximately $1,785,000 from approximately $110,000 at June 30, 1993. The proceeds from the sale of the building were used to eliminate all outstanding bank debt.

    Although sales were down by over $2,000,000 in the year ended
June 30, 1994 from the year ended June 30, 1993, gross profit percentage increased from 12.5% at June 30, 1993 to 21.5% at June 30, 1994 as a result of the foregoing factors as well as the decrease in research & development costs brought about by the decreased need for research & development in ribbon products.

    Selling, general and administrative costs decreased by approximately $340,000 in the year ended June 30, 1994 from the year ended June 30, 1993, as a result of lower staffing levels and decreased sales, but this decrease was offset by the write-off of an uncollectible note receivable of approximately $527,000 due from an insolvent unaffiliated third party.

    Interest expense decreased due to lower debt levels.

Liquidity and Capital Resources.

    The investment in the Company by Buckeye Business Products, Inc., a Division of Bobbie Brooks, Incorporated ("Buckeye") in 1993 allowed the Company to utilize its assets in a more productive manner in an effort to return the Company to profitability.

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

    On February 15, 1995, the Company announced that it would purchase, from time to time in the open market, up to 750,000 shares of its stock. Through September 25, 1995, the Company has repurchased 203,600 of its shares at an aggregate purchase price of approximately $151,296.

    The Company's current ratio was 5.4 to 1 at June 30, 1995 compared to
4.4 to 1 at June 30, 1994. The Company has $2,870,575 in cash and cash equivalents and $1,514,113 in marketable securities and other short-term investments and no debt at June 30, 1995. Accordingly, the Company believes that its capital resources are more than sufficient to support its current and planned levels of operations and its announced stock repurchase.
                                   8.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA










                  Audited Consolidated Financial Statements

              ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES

                                June 30, 1995

                     REPORT OF INDEPENDENT AUDITORS




Board of Directors and Stockholders
Aspen Imaging International, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Aspen Imaging International, Inc. and subsidiaries as of June 30, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended
June 30, 1995. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspen Imaging International, Inc. and subsidiaries at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the two years in the period ended
June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                            ERNST & YOUNG LLP

September 8, 1995
Akron, Ohio

INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Aspen Imaging International, Inc. and subsidiaries for the year ended June 30, 1993. Our audit also included the financial statement schedule for the year ended June 30, 1993, listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Aspen Imaging International, Inc. and subsidiaries for the year ended June 30, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic 1993 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, the Company changed its method of accounting for income taxes for fiscal 1993.




DELOITTE & TOUCHE LLP

September 24, 1993
Denver, Colorado
                                  11.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS




                                                     June 30,        June 30,
                                                       1995            1994
                                                    -----------     -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $ 2,870,575     $ 1,784,846
  Short-term investments                                526,213              --
  Marketable securities--Note C                         987,900              --
  Receivables (less allowances of $25,000
    and $75,000 for doubtful accounts)                  747,644       1,201,544
  Inventories -- Note D                                 725,703       1,798,115
  Prepaid expenses and other current assets              44,385          21,873
                                                    -----------     -----------
                          TOTAL CURRENT ASSETS        5,902,420       4,806,378


PROPERTY AND EQUIPMENT
  Leasehold improvements                                140,457          80,724
  Machinery and equipment                             1,091,902       1,951,718
  Molds                                               2,994,750       3,028,555
  Office equipment and vehicles                         322,261       1,282,297
                                                    -----------     -----------
                                                      4,549,370       6,343,294
  Less accumulated depreciation
    and amortization                                  3,218,863       4,594,799
                                                    -----------     -----------
                                                      1,330,507       1,748,495


BUILDING AND LAND HELD FOR SALE                              --       2,155,000

NOTES RECEIVABLE                                         18,800          60,209

OTHER ASSETS, NET -- Note B                             137,764         194,110
                                                    -----------     -----------
                                  TOTAL ASSETS      $ 7,389,491     $ 8,964,192
                                                    ===========     ===========


See notes to consolidated financial statements.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS--CONTINUED





                                                     June 30,        June 30,
                                                       1995            1994
                                                    ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses             $   671,163     $   696,828
  Accrued salaries and payroll expenses                 428,379         244,116
  Current maturities of long-term debt                       --         144,065
                                                    ------------    ------------
                     TOTAL CURRENT LIABILITIES        1,099,542       1,085,009


LONG-TERM DEBT -- Note E                                     --         852,305


STOCKHOLDERS' EQUITY -- Note F
  Preferred Stock, $.001 Par Value;
    authorized, 1,000,000 shares;
    no shares issued                                         --              --
  Common Stock, $.001 par value;
    4,192,756 issued and 4,075,356
    outstanding at June 30, 1995 and
    4,192,356 shares outstanding
    at June 30, 1994                                      4,192           4,192
  Capital in excess of par value                      4,807,151       4,807,151
  Unrealized gains on investments
    available for sale                                   78,809              --
  Retained earnings                                   1,494,140       2,215,535
                                                    ------------    ------------
                                                      6,384,292       7,026,878
  Treasury stock at cost,
    117,000 shares at June 30, 1995                     (94,343)             --
                                                    ------------    ------------
                    TOTAL STOCKHOLDERS' EQUITY        6,289,949       7,026,878
                                                    ------------    ------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $ 7,389,491     $ 8,964,192
                                                    ============    ============

See notes to consolidated financial statements.

                                  13.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS




                                                          Year Ended June 30,
                                                1995             1994             1993
                                            -------------    -------------    -------------
REVENUE
  Net sales                                 $  7,018,498     $ 11,742,366     $ 13,969,839
  Other                                          251,485          132,528           27,448
                                            ------------     -------------    -------------
                                               7,269,983       11,874,894       13,997,287

COST AND EXPENSES:
  Cost of products sold                        5,558,588        9,220,426       12,223,605
  Selling, general and
     administrative                            2,010,427        2,940,078        2,755,447
  Interest                                        16,535          116,703          270,554
  Restructuring costs                                 --               --          365,000
  Severance post-employment costs
    from the elimination of
    administrative personnel                     533,576               --               --
  Charge related to elimination
    of products and product lines                     --        1,505,607               --
                                               8,119,126       13,782,814       15,614,606
                                            -------------    -------------    -------------
      LOSS BEFORE INCOME TAX BENEFIT            (849,143)      (1,907,920)      (1,617,319)


        INCOME TAX BENEFIT -- Note G            (127,748)        (140,000)        (604,000)
                                            -------------    -------------    -------------

                            NET LOSS        $   (721,395)    $ (1,767,920)    $ (1,013,319)
                                            =============    =============    =============

           NET LOSS PER COMMON SHARE        $       (.17)    $      (0.43)    $      (0.32)
                                            =============    =============    =============

             WEIGHTED AVERAGE SHARES           4,168,104        4,159,479        3,192,356
                                            =============    =============    =============



See notes to consolidated financial statements.

                                  14.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               Year Ended June 30,
                                                     1995             1994             1993
                                                 ------------     ------------     ------------
COMMON STOCK
  Balance at beginning of year                   $     4,192      $ 3,187,334      $ 4,245,796
  Retirement of treasury stock                            --               --       (1,058,462)
  Sale of stock, net                                      --        1,624,009               --
  Change from shares with no par value
    to par value of $.001 per share                       --       (4,807,151)              --
                                                 ------------     ------------     ------------
                     BALANCE AT END OF YEAR            4,192            4,192        3,187,334
                                                 ------------     ------------     ------------

CAPITAL IN EXCESS OF PAR VALUE
  Balance at beginning of year                     4,807,151               --               --
  Change from shares with no par value
    to par value of $.001 per share                       --        4,807,151               --
                                                 ------------     ------------     ------------
                     BALANCE AT END OF YEAR        4,807,151        4,807,151               --
                                                 ------------     ------------     ------------

TREASURY STOCK
  Balance at beginning of year                            --               --       (1,058,462)
  Purchase of treasury stock                         (94,343)              --               --
  Retirement of treasury stock                            --               --        1,058,462
                                                 ------------     ------------     ------------
                     BALANCE AT END OF YEAR          (94,343)              --               --
                                                 ------------     ------------     ------------

RETAINED EARNINGS
  Balance at beginning of year                     2,215,535        3,983,455        4,996,774
  Net loss                                          (721,395)      (1,767,920)      (1,013,319)
                                                 ------------     ------------     ------------
                     BALANCE AT END OF YEAR        1,494,140        2,215,535        3,983,455
                                                 ------------     ------------     ------------

UNREALIZED GAINS ON INVESTMENTS
  AVAILABLE FOR SALE                                  78,809              --                --
                                                 ------------     ------------     ------------

                 TOTAL STOCKHOLDERS' EQUITY      $ 6,289,949      $ 7,026,878      $ 7,170,789
                                                 ============     ============     ============

See notes to consolidated financial statements.

                                  15.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     Year Ended June 30,
                                                           1995             1994              1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $  (721,395)     $(1,767,920)      $(1,013,319)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Depreciation and amortization                        593,992          684,388         1,087,526
      Provision for doubtful accounts                       86,240           65,000            71,000
      (Gain) loss on disposal of assets                    (40,488)         (60,112)           17,295
      Deferred income tax benefit                               --         (140,000)         (604,000)
      Charge related to elimination
        of products and product lines                           --        1,505,607                --
    Changes in assets and liabilities:
      Receivables                                          367,660          252,718           139,675
      Inventories                                        1,072,412        1,078,861           915,343
      Prepaid expenses and other current assets            (22,512)         139,879            24,760
      Accounts payable and accrued expenses                (25,666)        (256,491)         (317,989)
      Accrued salaries and payroll expenses                184,263         (235,250)           53,685
      Refundable income tax                                     --               --           388,707
                                                       ------------     ------------      ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES       1,494,506        1,266,680           762,683

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property,
    plant and equipment                                  2,259,101          141,373            20,230
  Additions to property, plant and equipment              (187,955)         (86,473)         (181,186)
  Change in notes receivable                                41,409          546,259            (8,807)
  Purchase of investments                               (1,435,304)              --                --
  Change in other assets                                     4,685           18,683            27,332
                               NET CASH PROVIDED BY    ------------     -----------       ------------
                     (USED IN) INVESTING ACTIVITIES        681,936          619,842          (142,431)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under line of credit agreement                 --         (981,806)         (759,694)
  Sale of common stock, net                                     --        1,624,009                --
  Purchase of Treasury Stock                               (94,343)              --                --
  Proceeds from long-term debt                                  --               --           337,734
  Payment of long-term debt                               (996,370)        (854,176)         (336,376)
                                                       ------------     ------------      ------------
             NET CASH USED IN FINANCING ACTIVITIES      (1,090,713)        (211,973)         (758,336)
                        NET INCREASE (DECREASE) IN
                         CASH AND CASH EQUIVALENTS       1,085,729        1,674,549          (138,084)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       1,784,846          110,297           248,381
                                                       ------------     ------------      ------------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 2,870,575      $ 1,784,846       $   110,297
SUPPLEMENTAL INFORMATION:
  Interest Paid                                        $    16,535      $   113,265       $   309,483
  Taxes Paid                                           $        --      $        --       $        --

See notes to consolidated financial statements.

                                  16.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1995


NOTE A--ORGANIZATION AND STRATEGIC ALLIANCE WITH BUCKEYE

    Aspen Imaging International, Inc. (the "Company") manufactures and markets imaging supplies for impact and non-impact printing devices. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aspen Toner Corp., a manufacturer of laser toner, and Aspen Ribbons International, Inc., an interest-charge Domestic International Sales Corporation ("DISC"). All material intercompany accounts and transactions have been eliminated.

    During the last several years, increased competition in the Company's primary product lines, ribbons and laser toner, and lack of new product opportunities led to the decline in sales and gross margins. The Company had also unsuccessfully attempted to enter several new markets with computer printer-related product lines. In an effort to reduce expenses to become more competitive, the Company shifted production of some of its ribbon product to a Mexican contractor and down-sized its internal production. The Company also began importing ribbon products from China.

    In July, 1993, the Company entered into a strategic alliance with Buckeye Business Products, Inc., a Division of Bobbie Brooks, Incorporated ("Buckeye") a manufacturer and distributor of computer data processing supplies. Buckeye purchased 1,000,000 newly-issued shares of the Company's common stock at $1.65 per share (aggregate $1,650,000), allowing the Company to substantially eliminate its working capital loans.

    The Company's management began working with Buckeye's to continue efforts already underway aimed at returning the Company to profitability. The Company shifted production of its ribbons from its Mexican contractor to Buckeye, eliminated unprofitable products from the Company's product lines, sold unused and under-utilized assets, entered into an agreement to sell the Company's building, and further reduced its staffing levels. As a result of these items, the Company recorded a charge in the year ended June 30, 1994 of $1,505,000 (approximately $1,355,000 related to the write-down of assets to net realizable value and approximately $150,000 related to severance). In addition, in the year ended June 30, 1994, the Company wrote off approximately $527,000 related to a note receivable from an insolvent third party. The Company had advanced amounts to this party for the development of a new product line which the Company had intended to sell.

    On February 24, 1994, the Company changed its state of incorporation from Colorado to Delaware and changed its common stock from one without par value to one with a par value of $.001 per share.

    In the year ended June 30, 1995, the Company recorded severance and post employment costs of $533,576 resulting from the elimination of administrative personnel.
                                  17.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A--ORGANIZATION AND STRATEGIC ALLIANCE WITH BUCKEYE--CONTINUED

    The Company continues to explore the possibility of a merger, sale of assets, or other similar transaction with its strategic partner.


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    For purposes of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

    The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The credit worthiness of customers is evaluated prior to the shipment of inventory, and management believes there is no significant concentration of credit risk.

    Inventories are stated at the lower of cost (first-in, first-out method) or market.

    Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from 3 to 10 years.

    Other assets include $123,871 and $170,300 at June 30, 1995 and 1994, respectively, of formulas for the production of toner, net of accumulated amortization of $201,129 and $154,700, respectively. Formulas are amortized using the straight-line method over seven years.

    The Company recognizes sales when product is shipped.

    The Company adopted Statement of Accounting Standards No. 109
"Accounting for Income Taxes" (SFAS No. 109) effective July 1, 1992. At the date of adoption of SFAS No. 109, there was no material effect on the results of operations.

    Loss per common share is computed on the weighted average number of shares outstanding during the respective years. The effect of outstanding options was antidilutive to the weighted average shares calculation for 1995, 1994 and 1993.

    Certain prior amounts have been reclassified to conform with the current year presentation.
                                  18.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE C--MARKETABLE SECURITIES

    The following is a summary of marketable securities available for sale at June 30, 1995:

                                                    Gross       Estimated
                                                  Unrealized      Fair
                                      Cost          Gains         Value
                                   ---------     -----------    ---------
    Equity securities              $ 499,488     $  16,412      $ 515,900
    Foreign government securities    409,603        62,397        472,000
                                   ---------     -----------    ---------
                                   $ 909,091     $  78,809      $ 987,900
                                   =========     ===========    =========

    The cost and estimated fair value of debt securities at June 30, 1995, by estimated maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                  Estimated
                                                    Fair
                                      Cost          Value
                                   ---------     ---------
    Due after five years           $ 409,603     $ 472,000
    Equity securities                499,488       515,900
                                   ---------     ---------
                                   $ 909,091     $ 987,900
                                   =========     =========


NOTE D--INVENTORIES
                                                       June 30,
                                               1995              1994
                                            -----------       -----------
         Raw materials and
           component parts                  $   324,703       $   737,282
         Finished goods, including
           goods purchased for resale           401,000         1,060,833
                                            -----------       -----------
                                            $   725,703       $ 1,798,115
                                            ===========       ===========

    Because of the nature of the manufacturing process, work in process is not significant.
                                  19.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE E--LONG-TERM DEBT

    Long-term debt at June 30, 1994 consisted entirely of Industrial Development Revenue Bonds ("IDRB"). The Company financed its original manufacturing facility in 1984 and its expansion in 1986 through two IDRBs issued by the City of Lafayette. The 1984 IDRB, $1,250,000 original principal, bearing interest at 10% and maturing in 1999, and the 1986 IDRB, $600,000 original principal, bearing interest at 104.5% of prime and maturing in 2001, were both discharged upon the sale of the building on October 3, 1994. The proceeds of the sale of the building were used to retire all outstanding debt.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE F--STOCKHOLDERS' EQUITY

    The Company has three stock option plans. Under an incentive plan adopted in 1984, there were 10,000 shares of common stock reserved for exercise at June 30, 1995. Under a non-qualified plan adopted in 1985, there were 37,500 shares of common stock reserved for exercise at June 30, 1995. Under a non-qualified plan adopted in 1988, there were 145,400 shares of common stock reserved for exercise at June 30, 1995.

    Additionally, in the year ended June 30, 1994, an option to purchase 200,000 shares at $1.65 was granted to the President in connection with an employment agreement.

    Under the terms of all plans, options are granted at a price not less than the fair market value of the Company's common stock at the date of grant. Options outstanding under the 1988 plan are exercisable at a rate of one-twelfth per quarter over three years, beginning at date of grant.

    Stock option activity under the plans is summarized as follows:

                                        Number of        Option Price
                                         Shares           Per Share
                                       ----------       --------------
   Outstanding at July 1, 1992           810,105         $1.38 - $2.27
   Granted                                35,000                  1.38
   Cancelled/forfeited/expired           (75,335)         1.38 -  2.06
                                       ----------        -------------
   Outstanding at July 1, 1993           769,770         $1.38 - $2.27
   Granted                               410,000          1.38 -  2.06
   Cancelled/forfeited/expired          (307,470)         1.38 -  2.27
                                       ----------        -------------
   Outstanding at June 30, 1994          872,300         $1.38 - $2.27
   Granted                                     0                     0
   Cancelled/forfeited/expired          (479,400)        $1.38 - $2.27
                                       ----------        -------------
   Outstanding at June 30, 1995          392,900         $1.38 - $2.06
                                       ==========        =============

   All of the options outstanding at June 30, 1995 are currently exercisable and no additional options may be granted under the 1984, 1985 or 1988 plans.
                                  21.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE G--INCOME TAXES

    The Company adopted SFAS No. 109 effective July 1, 1992. SFAS No. 109 is an asset and liability approach that, among other provisions, requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements and tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments or changes in the tax law or rules.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 30 are as follows:

                                                 Federal Deferred Taxes
                                                  1995            1994
                                               -----------     -----------
    Deferred tax assets:
      Net operating loss carryforwards
        and credits                            $  653,600      $1,037,500
      Difference between book and tax
        assets                                         --         206,000
      Inventory and accounts receivable
        reserves                                   59,300          71,500
      Nondeductable accruals                      332,300          45,600
                                               -----------     -----------
        Total deferred tax assets               1,045,200       1,360,600
    Deferred tax liabilities:
      Tax over book depreciation                  313,800         695,600
      Deferral of DISC income                      88,100         166,000
      Other                                        13,000           9,900
                                               -----------     -----------
          Total deferred tax liabilities          414,900         871,500
                                               -----------     -----------
    Net deferred tax assets                       630,300         489,100
      Valuation allowance for deferred
        tax assets                               (630,300)       (489,100)
                                               -----------     -----------
      Net deferred taxes                       $       --      $       --
                                               ===========     ===========
                                  22.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE G--INCOME TAXES--CONTINUED


                                              State & Local Deferred Taxes
                                                  1995            1994
                                               -----------     -----------
    Deferred tax assets:
      Net operating loss carryforwards
        and credits                            $  111,200      $   55,800
      Difference between book and tax
        assets                                         --          20,000
      Inventory and accounts receivable
        reserves                                    5,800           6,900
      Nondeductable accruals                       32,300           4,400
                                               -----------     -----------
        Total deferred tax assets                 149,300          87,100
    Deferred tax liabilities:
      Tax over book depreciation                   30,500          67,500
      Deferral of DISC income                       8,600          16,100
      Other                                         1,300           1,000
                                               -----------     -----------
          Total deferred tax liabilities           40,400          84,600
                                               -----------     -----------
    Net deferred tax assets                       108,900           2,500
      Valuation allowance for deferred
        tax assets                               (108,900)         (2,500)
                                               -----------     -----------
      Net deferred taxes                       $       --      $       --
                                               ===========     ===========

    Management does not believe that the realization of these future tax benefits for net operating loss carryforwards, investment tax credit carryforwards, and alternative minimum tax credit carryforwards is "more likely than not" and therefore the Company has provided a valuation allowance equal to the net deferred tax assets.

    At June 30, 1995, the Company had available, net operating loss carryforwards of approximately $1,773,000 for Federal income tax purposes. Utilization by the Company is subject to limitations based upon the Company's future income. The loss carryforwards, if not used, will expire as follows:
$1,472,000 in 2008, and $301,000 in 2009.
                                  23.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G--INCOME TAXES--CONTINUED

    The income tax provision (benefit) is as follows:

                                       Liability Method      Deferred Method
                                      1995          1994          1993
                                   -----------   ----------- ---------------
    Income taxes currently
      payable (refundable):
        Federal                    $ (127,748)   $       --     $       --
        State                              --            --             --
                                   -----------   ----------- ---------------
                                   $ (127,748)   $       --     $       --

    Deferred income taxes                  --      (140,000)      (604,000)
                                   -----------   ----------- ---------------
    Total income tax (benefit)     $ (127,748)   $ (140,000)    $ (604,000)
                                   ===========   =========== ===============

    The provision for income taxes varies from the statutory federal income tax rate as follows:

                                             Year Ended June 30,
                                         1995        1994        1993
                                        -------     -------     -------
    Expected federal income tax
      (benefit) rate                    (34.0)%     (34.0)%     (34.0)%
    State taxes, net of federal
      tax benefit                        (3.3)       (3.3)       (3.3)
    Net losses without tax benefit       22.3        30.0          --
                                        -------     -------     -------
                                        (15.0)%      (7.3)%     (37.3)%
                                        =======     =======     =======

NOTE H--COMMITMENTS AND OTHER

    Future minimum payments for operating leases as of June 30, 1995 are approximately $70,570 due during 1996. The Company entered into an operating lease for its new corporate offices during August, 1994. Future minimum payments for that lease during fiscal 1996 are approximately $70,570, and during fiscal 1997 are approximately $11,762.

    Rent expense on operating leases for the years ended June 30, 1995, 1994 and 1993 was approximately $98,243, $104,500 and $181,900, respectively.

    Revenues from export sales were approximately $1,490,491, $1,512,600 and $1,326,600 for the years ended June 30, 1995, 1994 and 1993, respectively.
                                  24.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE I--RELATED PARTY TRANSACTIONS

    As described above, on July 12, 1993, the Company sold 1,000,000 newly issued shares of its common stock to Buckeye for $1.65 per share (aggregate, $1,650,000). In addition, the President of the Company also sold all 732,388 shares of his stock in the Company to Buckeye for $1.65 per share (aggregate, $1,208,440). These transactions gave Buckeye an interest of approximately 41% in the Company which has increased to approximately 43% as the result of the repurchase of stock by the Company.

    During the fiscal years ended June 30, 1995 and 1994, the Company used Buckeye as a contractor, purchased ribbons and other supply products from Buckeye for resale to its customers, and utilized Buckeye and affiliated personnel to perform shipping, administrative, and other functions. The amount of these charges billed to the Company during the fiscal years ended June 30, 1995 and 1994 approximated $1,365,000 and $1,139,000, respectively. In addition, effective January 1, 1995, the Company rented warehouse, manufacturing and office space from Buckeye for $18,000 per year. At June 30, 1995, the Company had a related payable to Buckeye and its affiliates of approximately $160,000.

    During the fiscal years ended June 30, 1995 and 1994, the Company sold plastics and certain ribbon and toner products to Buckeye. The plastics, ribbons and toner products billed to Buckeye by the Company during the fiscal years ended June 30, 1995 and 1994 approximated $151,600 and $211,200, respectively. At June 30, 1995, the Company had a related receivable from Buckeye of approximately $32,100.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


    On February 17, 1994, the Company advised its certifying accountant, Deloitte & Touche of Denver, Colorado, that the Company would be changing its certifying accountant.

    The report of Deloitte & Touche for the year ended June 30, 1992 discussed the uncertainty arising from the Company's declining sales and gross margins and impending expiration of its bank line of credit and expressed substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. Other than such modification, the reports of Deloitte & Touche on the Financial Statements of the Company for the past two years had not contained any adverse opinion or disclaimer of opinion nor had such reports been qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended June 30, 1992 and June 30, 1993 and the interim period of the year ended June 30, 1994 prior to their dismissal, there had been no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte & Touche, would have caused it to make reference to such items in connection with any of its reports.

    On February 17, 1994, the Company appointed Ernst & Young as its certifying accountants to audit the Company's financial statements. The Company had not consulted with Ernst & Young on any matter during the Company's two most recent fiscal years or any subsequent interim period prior to its appointment. The Board of Directors of the Company had unanimously approved the change of auditors from Deloitte & Touche to Ernst & Young.

    Deloitte & Touche has been furnished with a copy of this 10-K Report and previously furnished its letter, addressed to the Commission and attached as an exhibit to the Company's 8-K Report dated February 17, 1994, to the effect that Deloitte & Touche agreed with the statements made by the Company herein and therein.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth the name and age of all directors of the Company:
                                  All positions           Period served
                                 and offices held          as Director
          Name          Age      with the Company         of the Company
---------------------   ---  --------------------------   ---------------
Robert H. Kanner        47   Chairman, Chief Executive    7/93 to Present
                               Officer, Chief Financial
                               Officer and Director

William A. Dillingham   52   President and Director       7/93 to Present

Stephen R. Kalette      45   Vice President, Secretary    7/93 to Present
                               and Director

Harold L. Inlow         61   Director                     1/95 to Present

Glenn E. Corlett        52   Director (member of the      2/95 to Present
                               Audit Committee)

    Messrs. Kanner, Dillingham and Kalette joined the Board in July, 1993 in connection with the transaction described in Item 13, Certain
Relationships and Related Transactions.

    There is no family relationship between any director of the Company and any other Director, nominee or executive officer of the Company.

    Robert H. Kanner has served as the Company's Chairman and CEO since
July, 1993.  Mr. Kanner has been an executive officer of Pubco
Corporation ("Pubco") since December, 1983 and presently serves as its President and CEO. Mr. Kanner has also been an executive officer of Brooks since October, 1985 and presently serves as its President and CEO. For more than 10 years until it became a division of Brooks in January, 1994, Mr. Kanner also served as the Chairman of Buckeye. Pubco owns approximately 91% of Brooks and has real estate interests. In addition to its ownership of Buckeye and its interest in the Company, Brooks owns 85% of Allied Construction Products,Inc. which manufactures and distributes specialty products for the construction, mining and utility industries. Mr. Kanner is also a director of Riser Foods, Inc., a grocery wholesaler and retailer, and CleveTrust Realty Investors, which invests in real estate.

    William A. Dillingham served as Executive Vice President of the
Company beginning in July, 1993 and was named President in February, 1995. Mr. Dillingham has been an executive officer of Buckeye for over 10 years and presently serves as its President and Chief Operating
Officer.
                                  27.


    Stephen R. Kalette was named the Vice President/Administration,
Assistant Secretary and General Counsel of the Company in July, 1993 and was named secretary in October, 1994. Mr. Kalette has been an executive officer and a director of Buckeye and Pubco for more than 10 years and an executive officer and director of Brooks since 1985. He presently serves as Vice President/Administration, General Counsel and Secretary of each of these companies.

    Harold L. Inlow was President of the former retail subsidiary of Brooks and Pubco for more than five years through its closure in December, 1994. He was appointed by the Company's Board to fill one of the seats formerly held by Harry Fekkes and Peter C. Williams.

    Glenn E. Corlett is the Executive Vice President and Chief Operating
Officer of N.W. Ayer, Incorporated, an advertising agency he joined in May, 1990, as Chief Financial Officer. Prior to joining N.W. Ayer, Mr.
Corlett, a Certified Public Accountant, spent 20 years with the accounting firm of Price Waterhouse. He was appointed to the Company's
Board to fill one of the seats formerly held by Harry Fekkes and Peter C.
Williams.

    The Company's executive officers hold office until the next annual meeting of directors, or until their successors are duly elected and qualified. Other than as set forth in Item 13, Certain Relationships and Related Transactions, there are no arrangements known to the Company between any director or executive officer and any other person pursuant to which any of the above-named executive officers or directors was selected as an officer or director of the Company.

    During the fiscal year ended June 30, 1995, the Board of Directors held five meetings and took action by unanimous written consent on two other occasions. Each member of the Board of Directors attended all of such meetings.




ITEM 11.  COMPENSATION OF EXECUTIVE OFFICERS

    The following table sets forth information regarding the executive compensation for Peter C. Williams. No other executive officer received compensation in excess of $100,000 for the fiscal year ended June 30, 1995:

                                      SUMMARY COMPENSATION TABLE
                                                              Long Term Compensation
                               Annual Compensation              Awards          Payouts
                                                          Restricted  Options
Name and Principal                         Other Annual     Stock       SARs     LTIP     All Other
     Position       Year   Salary*  Bonus  Compensation**   Awards    (Number)  Payouts  Compensation
------------------  ----  --------  -----  -------------- ----------  --------  -------  ------------
Peter C. Williams   1993  $149,413   -0-     $18,477         -0-      120,100    -0-         -0-
 President          1994  $200,000   -0-     $15,498         -0-      200,000    -0-         -0-
                    1995  $200,000   -0-     $ 8,774         -0-          -0-    -0-         -0-

* Mr. Williams resigned as an officer and Director of the Company in December, 1994, but remained an employee until December 31, 1994. In accordance with his employment agreement, Mr. Williams continues to receive severence at a rate of $200,000 per year through December 31, 1996. Therefore, one half of the amount reflected in the table represents salary and one half represents severence compensation.

** The amount listed in the table consists of the value of automobile allowance, health insurance (above the level of insurance provided for all other employees of the Company) and other perquisites provided to Mr. Williams. The automobile allowance for Mr. Williams represented 51%, 58% and 49% of such other compensation during the fiscal years ended June 30, 1995, June 30, 1994 and June 30, 1993, respectively, and health insurance benefits represented 35%, 36%, and 49% of such other compensation for the fiscal years ended June 30, 1995, June 30, 1994 and June 30, 1993, respectively.

Employment Agreements.

    In connection with the sale of stock on July 12, 1993 (See Item 13, Certain Relationships and Related Transactions), the Company entered into an employment agreement with Peter C. Williams, the Company's President. The initial term of the agreement was through June 30, 1996, subject to automatic extensions of one year each unless terminated by either party at least 90 days prior to the beginning of such an extension. The employment agreement provided for a base salary of $200,000 per year. Mr. Williams was also eligible for bonus compensation and was entitled to receive other benefits generally available to executives of the Company. Mr. Williams resigned his employment with the Company effective
December 31, 1994, and, in accordance with the severence provision of his employment agreement, continues to receive his base salary until December 31, 1996.
                                  29.

    As part of his employment agreement, Mr. Williams received an option, expiring in 1998, to purchase up to 200,000 shares of the Company's Common Stock at an exercise price of $1.65 per share. These options include certain non-dilution provisions as defined in the agreement.

    The Company also entered into a two year employment agreement with Florine N. Nath, the Company's Chief Financial Officer, Vice President, Secretary and Treasurer effective July 1, 1993, the term of which was extended to 27 months. Ms. Nath is paid a salary of $80,000 for full time services during the first year of the agreement and $40,000 per annum for part time services during the remaining term of the agreement. Ms. Nath is also entitled to benefits generally available to other executives of the Company.

Compensation of Directors.

    Glenn E. Corlett, the Company's independent Director, receives a fee of $1,250 per month for acting as a Company Director. No other Director is compensated by the Company for acting as a Director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of September 25, 1995 (i) the number of shares of the Company's Common Stock owned, directly or indirectly, by each director of the Company and by all directors and executive officers as a group, and (ii) the number of shares of the
Company's Common Stock held by each person who was known by the Company to beneficially own more than 5% of the Company's Common Stock:
                                             Amount and Nature
         Name and Address                     of Beneficial       Percent
        of Beneficial Owner                    Ownership(1)       of Class
---------------------------------------      -----------------    --------
Buckeye Business Products, Inc., Div.          1,732,388            43.4%
of Bobbie Brooks, Incorporated
3830 Kelley Avenue, Cleveland, OH 44114

Robert H. Kanner                                       0(2)            0%
3830 Kelley Avenue, Cleveland, OH 44114

Glenn E. Corlett                                       0               0%
825 Eighth Avenue, New York, NY 10019

William A. Dillingham                              1,000          Less
3830 Kelley Avenue, Cleveland, OH 44114                           than 1%

Harold L. Inlow                                        0               0%
3830 Kelley Avenue, Cleveland, OH 44114

Stephen R. Kalette                                     0               0%
3830 Kelley Avenue, Cleveland, OH 44114

All Directors and Executive                    1,733,388(2)         43.5%
Officers as a Group (5 persons)

Peter C. Williams                                200,000(3)          4.8%
6134 Songbird Circle, Boulder, CO 80303

Hillson Partners Limited Partnership             473,500(4)         11.9%
1835 University Blvd., Ste. 200
Hyattsville, MD 20783

(1) Each person has sole voting and investment power with respect to the shares shown, except as noted.

(2) Mr. Kanner is the Chairman and Chief Executive Officer of Brooks and, indirectly, its controlling stockholder and may be deemed to be the beneficial owner of the shares owned by Brooks.

(3) Shares which may be acquired within 60 days under stock options.

(4) As reported to the Company by the Stockholder.

                                  31.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On July 12, 1993, the Company issued 1,000,000 shares of the Company's authorized, but unissued, Common Stock to Buckeye in exchange for $1,650,000 in cash ($1.65 per share). By a separate agreement, Buckeye also acquired 732,388 shares of the Company's Common Stock owned by Peter C. Williams, the Company's then President, a director and a principal stockholder. Mr. Williams received $1,208,440 in cash ($1.65 per share) from Buckeye for his shares. The source of cash for these transactions was from the working capital of Buckeye and from a loan to Buckeye from Robert H. Kanner, the Chairman and Chief Executive Officer of Buckeye and its then sole stockholder.

    During the fiscal years ended June 30, 1995 and 1994, the Company used Buckeye as a contractor, purchased ribbons and other supply products from Buckeye for resale to its customers, and utilized Buckeye and affiliated personnel to perform shipping, administrative, and other functions. The amount of these charges billed to the Company during the fiscal years ended June 30, 1995 and 1994 approximated $1,365,000 and $1,139,000, respectively. In addition, effective January 1, 1995, the Company rented warehouse, manufacturing and office space from Buckeye for $18,000 per year. At June 30, 1995, the Company had a related payable to Buckeye and its affiliates of approximately $160,000.

    During the fiscal years ended June 30, 1995 and 1994, the Company sold plastics and certain ribbon and toner products to Buckeye. The plastics, ribbons and toner products billed to Buckeye by the Company during the fiscal years ended June 30, 1995 and 1994 approximated $151,600 and $211,200, respectively. At June 30, 1995, the Company had a related receivable from Buckeye of approximately $32,100.

                                 PART IV




ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K.

(a) 1.  List of Consolidated Financial Statements

                                                                  Page

    Independent Auditors' Reports . . . . . . . . . . . .          10

    Consolidated Balance Sheets at
    June 30, 1995 and 1994. . . . . . . . . . . . . . . .          12

    Consolidated Statements of Operations
    for the years ended June 30, 1995, 1994 and 1993. . .          14

    Consolidated Statements of Stockholders'
    Equity for the three years ended June 30, 1995,
    1994 and 1993 . . . . . . . . . . . . . . . . . . . .          15

    Consolidated Statements of Cash Flows
    for the three years ended June 30, 1995,
    1994 and 1993 . . . . . . . . . . . . . . . . . . . .          16

    Notes to Consolidated Financial Statements. . . . . .          17


    2.  List of Consolidated Financial Statement Schedules

    Schedule VIII - Valuation and Qualifying
    Accounts. . . . . . . . . . . . . . . . . . . . . . .         S-1


    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    3.  List of Exhibits


Exhibit
  No.                   Description                                 Page
-------       ----------------------------------------------        ----

 3.1          Certificate of Incorporation of the Company(1)         --

 3.2          Bylaws, as Amended, of the Company(1)                  --

10.11         Employment Agreement with Peter C. Williams,
              President of the Company(2)                            --

10.12         Stock Purchase Agreement Between the Company
              and Buckeye(3)                                         --

10.13         Stock Purchase Agreement Between Buckeye and
              Peter C. Williams(3)                                   --

22            Subsidiaries of the Company(4)                         --

-------------------



    (1) Filed with the Company's report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.

    (2) Filed with the Company's July 19, 1993 Registration Statement No. 33-66198 on Form S-8 and incorporated herein by reference.

    (3) Filed as an Exhibit to the Company's report on Form 8-K dated June 29, 1993 and incorporated herein by reference.

    (4) Filed with the Company's report on Form 10-K for the year ended June 30, 1991 and incorporated herein by reference.


(b)  Report on Form 8-K Filed During Fourth Quarter

     None.

                                 SIGNATURES

    Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ASPEN IMAGING INTERNATIONAL, INC.


Dated:  September 28, 1995        By:   /s/ Robert H. Kanner
                                     ---------------------------------
                                     Robert H. Kanner, Chairman



    Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant, on the date indicated above:



                                        /s/ Robert H. Kanner
                                  ------------------------------------
                                  Robert H. Kanner, Chairman,
                                  Chief Executive Officer and Director



                                        /s/ Glenn E. Corlett
                                  -----------------------------------
                                  Glenn E. Corlett, Director



                                       /s/ William A. Dillingham
                                  -----------------------------------
                                  William A. Dillingham
                                  President and Director



                                       /s/ Harold L. Inlow
                                  -----------------------------------
                                  Harold L. Inlow, Director



                                       /s/ Stephen R. Kalette
                                  -----------------------------------
                                  Stephen R. Kalette
                                  VP-Administration, Secretary
                                  and Director

              ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES

                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS



      Column A                 Column B          Column C           Column D         Column E
-----------------------       ----------      -------------       -------------     -----------
                              Balance at        Additions                           Balance at
                              Beginning        Charged to:                            End of
     Description              of Period       Costs/Expenses       Deductions         Period
-----------------------       ----------      --------------      -------------     -----------
June 30, 1995

    Allowance for
      doubtful accounts       $  75,000         $  86,240         $(136,240)(A)      $  25,000



June 30, 1994

  Allowance for
    doubtful accounts         $ 109,078         $  65,000         $ (99,078)(A)      $  75,000



June 30, 1993
  Allowance for
    doubtful accounts         $ 136,085         $  71,000         $  (98,007)(A)     $ 109,078






(A) Bad debt write-offs

                                  S-1.