Form 10-Q
period 1995-09-30
ASPEN IMAGING INTERNATIONAL INC
filed 1995-11-14
CIK 741517

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended               September 30, 1995

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

                                   NA
           (Former name, former address and former fiscal year,
                      if changed since last report.)


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of Common Shares Outstanding as of November 10, 1995:   3,988,756

                      ASPEN IMAGING INTERNATIONAL, INC.



                                                                 Page Number

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           September 30, 1995 and June 30, 1995. . . . . . . .         3

           Consolidated Statements of Operations
           for the Three Months Ended
           September 30, 1995 and 1994 . . . . . . . . . . . .         5

           Consolidated Statements of Cash Flows
           for the Three Months Ended September 30,
           1995 and 1994 . . . . . . . . . . . . . . . . . . .         6

           Notes to Consolidated Financial Statements . . . . .        7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .        8



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .       10

  Item l.  Legal Proceedings.

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



                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)--Note A.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES


Consolidated Balance Sheets


                                                   September 30,     June 30,
                                                       1995            1995
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $ 3,488,834     $ 2,870,575
  Short-term investments                               548,657         526,213
  Marketable securities                                484,000         987,900
  Receivables (less allowances of $50,881
    and $25,000 for doubtful accounts)                 806,528         747,644
  Inventories -- Note B                                772,201         725,703
  Prepaid expenses and other current assets             28,164          44,385
                                                   ------------    -------------
                          TOTAL CURRENT ASSETS       6,128,384       5,902,420


PROPERTY AND EQUIPMENT
  Leasehold improvements                               140,457         140,457
  Machinery and equipment                            1,091,902       1,091,902
  Molds                                              2,994,750       2,994,750
  Office equipment and vehicles                        322,261         322,261
                                                   ------------    -------------
                                                     4,549,370       4,549,370
  Less accumulated depreciation
    and amortization                                 3,355,435       3,218,863
                                                   ------------    -------------
                                                     1,193,935       1,330,507


NOTES RECEIVABLE                                        16,550          18,800

OTHER ASSETS, NET -- Note A                            124,850         137,764
                                                   ------------    ------------
                                  TOTAL ASSETS     $ 7,463,719     $ 7,389,491
                                                   ============    ============


See notes to consolidated financial statements.




ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS--CONTINUED





                                                   September 30,     June 30,
                                                       1995            1995
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses            $   868,400     $   671,163
  Accrued salaries and payroll expenses                343,584         428,379
                                                   ------------    ------------
                     TOTAL CURRENT LIABILITIES       1,211,984       1,099,542


STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 Par Value;
    authorized, 1,000,000 shares;
    no shares issued                                        --              --
  Common Stock, $.001 par value;
    4,192,356 shares issued and 3,988,756
    shares outstanding at September 30,
    1995 and 4,192,356 shares issued and
    4,075,356 shares outstanding at
    June 30, 1995                                        4,192           4,192
  Capital in excess of par value                     4,807,151       4,807,151
  Unrealized gains on investments
    available for sale                                  74,397          78,809
  Retained earnings                                  1,530,182       1,494,140
                                                   ------------    ------------
                                                     6,415,922       6,384,292
  Treasury stock at cost, 203,600 shares
    at September 30, 1995 and 117,000
    shares at June 30, 1995                           (164,187)        (94,343)
                                                   ------------    ------------
                    TOTAL STOCKHOLDERS' EQUITY       6,251,735       6,289,949
                                                   ------------    ------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $ 7,463,719     $ 7,389,491
                                                   ============    ============


See notes to consolidated financial statements.




ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES


Consolidated Statements of Operations



                                                 Three Months Ended
                                                    September 30

                                                l995            l994
REVENUE
  Net sales                                $ 1,488,383     $ 2,192,323
  Other                                        108,587          72,984
                                           ------------    ------------
                                             1,596,970       2,265,307

COST AND EXPENSES
  Cost of products sold                      1,157,374       1,624,677
  Selling, general and
    administrative                             403,554         545,644
  Interest                                          --          16,483
                                           ------------    ------------
                                             1,560,928       2,186,804

          INCOME BEFORE INCOME TAXES            36,042          78,503


          PROVISION FOR INCOME TAXES                --              --
                                           ------------    ------------

                          NET INCOME       $    36,042     $    78,503
                                           ============    ============

         NET INCOME PER COMMON SHARE       $      0.01     $      0.02
                                           ============    ============

             WEIGHTED AVERAGE SHARES         4,037,626       4,192,356
                                           ============    ============



See notes to consolidated financial statements.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES


Consolidated Statements of Cash Flows
                                                                Three Months Ended
                                                                    September 30
                                                                l995              l994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $    36,042       $    78,503
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                            149,486           139,967
      Provision for doubtful accounts                           40,000             3,250
      (Gain) from sale of investments                          (35,881)               --
      (Gain) on disposal of assets                                (300)          (44,676)
  Changes in operating assets and liabilities:
      Receivables                                              (98,884)           30,148
      Inventories                                              (46,498)          220,898
      Prepaid expenses and other current assets                 (6,223)          (82,935)
      Accounts payable and accrued expenses                    197,237           (35,770)
      Accrued salaries and payroll expenses                    (84,795)          (52,931)

        NET CASH PROVIDED BY OPERATING ACTIVITIES              150,184           256,454

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                     300           108,234
  Additions to property and equipment                               --           (75,388)
  Change in notes receivable                                     2,250            31,867
  Change in other assets                                            --             4,685
  Proceeds from sale of investments                            535,369                --

        NET CASH PROVIDED BY INVESTING ACTIVITIES              537,919            69,398

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt                                         --           (35,126)
  Purchase of treasury stock                                   (69,844)               --

          NET CASH (USED IN) FINANCING ACTIVITIES              (69,844)          (35,126)

        NET INCREASE IN CASH AND CASH EQUIVALENTS              618,259           290,726

                        CASH AND CASH EQUIVALENTS
                           AT BEGINNING OF PERIOD            2,870,575         1,784,846

       CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 3,488,834       $ 2,075,572

SUPPLEMENTAL INFORMATION:

  Interest Paid                                            $        --       $    16,483

  Taxes Paid                                               $        --       $        --

See notes to consolidated financial statements.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1995


NOTE A -- Basis Of Presentation
-------------------------------

The accompanying consolidated condensed financial statements include the accounts of Aspen Imaging International, Inc. (the "Company") and its wholly-owned subsidiaries, Aspen Ribbons International, Inc., a Domestic International Sales Corporation, and Aspen Toner Corporation, a manufacturer of laser toner. The financial statements have been prepared without audit and reflect, in the opinion of management, all adjustments necessary for fair statement of the results of the Company's operations for the periods presented. These include only normal recurring adjustments. It is recommended that these financial statements be read in conjunction with the Company's annual report for the year ended June 30, 1995.

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," for investments. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable securities held as available for sale are carried at fair value with any unrealized gains or losses reported as a separate component of shareholders' equity. Realized gains and losses on marketable securities held as available for sale are included in other income. Interest and dividends on securities classified as available for sale are included in other income.

Other assets include $112,205 of formulas for the production of toner, net of $212,795 accumulated amortization.

The Company recognizes sales when product is shipped.

Certain prior amounts have been reclassified to conform with the current year presentation.


NOTE B -- Inventories
---------------------

Inventories consisted of:

                                         September 30        June 30
                                             1995              1995

    Raw materials and component parts     $ 338,971         $ 324,703
    Finished goods, including goods
      purchased for resale                  433,230           401,000
                                          ----------        ----------
                                          $ 772,201         $ 725,703
                                          ==========        ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.




RESULTS OF OPERATIONS


Comparison of the Three Months Ended September 30, 1995 and 1994
----------------------------------------------------------------

As reported in the Company's Form 10-K for the year ended June 30, 1995, the Company continues to reduce its product offerings and focus on its traditional ribbon business for impact printers, particularly ribbons for which the Company has molds, and on its toner products line for laser printers. The reduction in sales in the three months ended September 30, 1995 from the same period in 1994, is primarily the result of the elimination of unprofitable products from the Company's product line and a continuing deterioration in the sales of the Company's core products.

Although inventory increased from June 30, 1995 to September 30, 1995, inventory levels are lower at September 30, 1995 compared to September 30, 1994 by approximately $805,000. This is a result of the Company's efforts to reduce inventory levels to those more appropriate to its current rate of sales.

The current rate of sales, however, continues not to be sufficient to fully absorb the Company's normal overhead costs. Approximately $28,000 of overhead variances were expensed for the quarter ended September 30, 1995, causing a decrease in the Company's gross profit.

The Company reduced its selling, general and administrative costs by $140,000 for the three months ended September 30, 1995 to be more in line with the Company's current rate of sales.

There was no interest expense in the first quarter due to the elimination of debt.

Liquidity and Capital Resources
-------------------------------

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

On February 15, 1995, the Company announced that it would purchase, from time to time in the open market, up to 750,000 shares of its stock. Through November 10, 1995, the Company has repurchased 203,600 of its shares at an aggregate purchase price of $164,187.

The Company's current ratio was 5.1 to 1 at September 30, 1995 compared to
5.4 to 1 at June 30, 1995. The Company has $3,488,834 in cash and cash equivalents and $1,032,657 in marketable securities and other short-term investments and no long-term debt at September 30, 1995. Accordingly, the Company believes that its capital resources are more than sufficient to support its current and planned levels of operations and its announced stock repurchase.

                         PART II - OTHER INFORMATION


  Item l.  LEGAL PROCEEDINGS.  None

  Item 2.  CHANGES IN SECURITIES.  None

  Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

  Item 5.  OTHER INFORMATION.

           On October 24, 1995, the Company received a proposal from Pubco Corporation ("Pubco") pursuant to which the Company would sell all of its assets to a wholly-owned Pubco subsidiary and Company's stockholders would receive one share of newly issued Pubco Common Stock for each seven shares of the Company's Common Stock owned by them. Pubco owns approximately 90% of Bobbie Brooks, Incorporated, which owns approximately 43% of the Company. The proposal must be approved by the Company's Board of Directors, which has not yet considered the matter, and by the Company's stockholders at a meeting called for such purpose. The Company's Board of Directors expects to retain a financial advisor to opine as to the fairness of the proposed transaction.

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



                                 ASPEN IMAGING INTERNATIONAL, INC.


                                   /s/  Robert H. Kanner
                                 -----------------------------------
                                 Robert H. Kanner
                                 Chairman of the Board
                                 and Chief Financial Officer






















Dated:  November 14, 1995

                                 EXHIBIT INDEX



Financial Data Schedule