Form 10-Q
period 1995-12-31
ASPEN IMAGING INTERNATIONAL INC
filed 1996-02-14
CIK 741517

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended               December 31, 1995

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


Number of Common Shares Outstanding as of February 13, 1996:   3,988,756

                      ASPEN IMAGING INTERNATIONAL, INC.


                                                                 Page Number

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           December 31, 1995 and June 30, 1995 . . . . . . . .         3

           Consolidated Statements of Operations
           for the Three Months and Six Months Ended
           December 31, 1995 and 1994. . . . . . . . . . . . .         5

           Consolidated Statements of Cash Flows
           for the Six Months Ended December 31,
           1995 and 1994. . . . . . . . . . . . . . . . . . . .        6

           Notes to Consolidated Financial Statements . . . . .        7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .        9



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .       11

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


                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)--Note A.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES


Consolidated Balance Sheets


                                                   December 31,      June 30,
                                                       1995            1995
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $ 3,814,195     $ 2,870,575
  Short-term investments                               545,100         526,213
  Marketable securities available for sale             560,000         987,900
  Receivables (less allowances of $65,881
    and $25,000 for doubtful accounts) --
    Note C                                             542,486         747,644
  Inventories -- Note B                                679,861         725,703
  Prepaid expenses and other current assets             27,333          44,385
                                                   ------------    ------------
                          TOTAL CURRENT ASSETS       6,168,975       5,902,420


PROPERTY AND EQUIPMENT
  Leasehold improvements                               140,457         140,457
  Machinery and equipment                            1,091,902       1,091,902
  Molds                                              2,994,750       2,994,750
  Office equipment and vehicles                        307,203         322,261
                                                   ------------    ------------
                                                     4,534,312       4,549,370
  Less accumulated depreciation
    and amortization                                 3,456,509       3,218,863
                                                   ------------    ------------
                                                     1,077,803       1,330,507


NOTES RECEIVABLE                                        16,550          18,800

OTHER ASSETS, NET -- Note A                            111,935         137,764
                                                   ------------    ------------
                                  TOTAL ASSETS     $ 7,375,263     $ 7,389,491
                                                   ============    ============


See notes to consolidated financial statements.

                                3.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS--CONTINUED





                                                   December 31,      June 30,
                                                       1995            1995
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses
    -- Note C                                      $   713,596     $   671,163
  Accrued salaries and payroll expenses                275,048         428,379
                                                   ------------    ------------
                     TOTAL CURRENT LIABILITIES         988,644       1,099,542


STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 Par Value;
    authorized, 1,000,000 shares;
    no shares issued                                        --              --
  Common Stock, $.001 par value;
    4,192,356 shares issued and 3,988,756
    shares outstanding at December 31,
    1995 and 4,192,356 shares issued and
    4,075,356 shares outstanding at
    June 30, 1995                                        4,192           4,192
  Capital in excess of par value                     4,807,151       4,807,151
  Unrealized gains on investments
    available for sale                                 150,397          78,809
  Retained earnings                                  1,589,066       1,494,140
                                                   ------------    ------------
                                                     6,550,806       6,384,292
  Treasury stock at cost, 203,600 shares
    at December 31, 1995 and 117,000
    shares at June 30, 1995                           (164,187)        (94,343)
                                                   ------------    ------------
                    TOTAL STOCKHOLDERS' EQUITY       6,386,619       6,289,949
                                                   ------------    ------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $ 7,375,263     $ 7,389,491
                                                   ============    ============


See notes to consolidated financial statements.


ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES


Consolidated Statements of Operations





                                                 Three Months Ended              Six Months Ended
                                                    December 31                      December 31
                                                l995            l994             1995            1994
REVENUE
  Net sales -- Note C                      $ 1,210,414     $ 1,706,978      $ 2,698,797     $ 3,899,301
  Other                                         81,279          54,906          189,865         127,890
                                           ------------    ------------     ------------    ------------
                                             1,291,693       1,761,884        2,888,662       4,027,191

COST AND EXPENSES:
  Cost of products sold -- Note C              883,357       1,381,134        2,040,730       3,005,811
  Selling, general and
    administrative -- Note C                   349,452         556,126          753,006       1,101,770
  Interest                                          --              --               --          16,483
  Severance and post-employment
    costs from the elimination
    of administrative personnel                     --         479,083               --         479,083
                                           ------------    ------------     ------------    ------------
                                             1,232,808       2,416,343        2,793,736       4,603,147


   INCOME (LOSS) BEFORE INCOME TAXES            58,884        (654,459)          94,926        (575,956)


          PROVISION FOR INCOME TAXES                --              --               --              --
                                           ------------    ------------     ------------    ------------

                   NET INCOME (LOSS)       $    58,884     $  (654,459)     $    94,926     $  (575,956)
                                           ============    ============     ============    ============

  NET INCOME (LOSS) PER COMMON SHARE       $      0.01     $     (0.16)     $      0.02     $     (0.14)
                                           ============    ============     ============    ============

             WEIGHTED AVERAGE SHARES         3,988,756       4,192,356        4,013,191       4,192,356
                                           ============    ============     ============    ============



See notes to consolidated financial statements.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
                                                                  Six Months Ended
                                                                    December 31
                                                                l995              l994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $    94,926       $  (575,956)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                            278,535           303,401
      Provision for doubtful accounts                           55,000             2,743
      (Gain) from sale of investments                          (35,881)               --
      (Gain) on disposal of assets                              (4,076)          (40,535)
  Changes in operating assets and liabilities:
      Receivables                                              150,158           126,347
      Inventories                                               45,842           534,950
      Prepaid expenses and other current assets                 (1,835)          (22,996)
      Accounts payable and accrued expenses                     42,431           188,346
      Accrued salaries and payroll expenses                   (153,331)          335,166
                                                           ------------      ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES              471,769           851,466

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                   4,076         2,259,077
  Additions to property and equipment                               --          (187,965)
  Change in notes receivable                                     2,250            21,489
  Change in other assets                                            --             4,685
  Proceeds from sale of investments                            535,369                --
                                                           ------------      ------------
        NET CASH PROVIDED BY INVESTING ACTIVITIES              541,695         2,097,286

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt                                         --          (996,370)
  Purchase of treasury stock                                   (69,844)               --
                                                           ------------      ------------
          NET CASH (USED IN) FINANCING ACTIVITIES              (69,844)         (996,370)

        NET INCREASE IN CASH AND CASH EQUIVALENTS              943,620         1,952,382

                        CASH AND CASH EQUIVALENTS
                           AT BEGINNING OF PERIOD            2,870,575         1,784,846
                                                           ------------      ------------

       CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 3,814,195       $ 3,737,228
                                                           ============      ============
SUPPLEMENTAL INFORMATION:

  Interest Paid                                            $        --       $    16,483
                                                           ============      ============
  Taxes Paid                                               $        --       $        --
                                                           ============      ============

See notes to consolidated financial statements.

                                6.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1995




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

Other assets include $100,598 of formulas for the production of toner, net of $224,402 accumulated amortization.

The Company recognizes sales when product is shipped.

Certain prior amounts have been reclassified to conform with the current year presentation.


NOTE B -- Inventories
---------------------
Inventories consisted of:

                                         December 31         June 30
                                             1995              1995

    Raw materials and component parts     $ 292,914         $ 324,703
    Finished goods, including goods
      purchased for resale                  386,947           401,000

                                          $ 679,861         $ 725,703

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1995


NOTE C -- CERTAIN RELATED PARTY TRANSACTIONS
--------------------------------------------

Of the amounts shown in the accompanying Consolidated Statements of Operations, the following relate to transactions (all of which were consummated at cost) with Bobbie Brooks, Incorporated, which owns approximately 62% of the Company's Common Stock, and its affiliates, including its Buckeye Business Products, Inc. Division (collectively, "Buckeye"):

                                    Three Months Ended     Six Months Ended
                                        December 31           December 31
                                     1995        1994      1995        1994

Net sales
  Includes product sales by the
  Company to Buckeye at the
  Company's cost of:                $ 27,262  $ 50,904    $ 57,691  $117,747
                                    ========  ========    ========  ========
Cost of products sold
  Includes product purchased from
  Buckeye at Buckeye's cost of:     $257,736  $313,571    $506,390  $637,602
                                    ========  ========    ========  ========
  Includes personnel costs for
  shipping and purchasing, and
  rental for space, utilized by
  the Company and provided by
  Buckeye at Buckeye's cost of:     $ 21,028  $ 56,581    $ 44,015  $ 59,818
                                    ========  ========    ========  ========
Selling, general and administrative
  Includes personnel costs for
  order entry, billing, legal
  and accounting, utilized by the
  Company and provided by
  Buckeye at Buckeye's cost of:     $ 16,223  $ 30,127    $ 42,600  $ 76,219
                                    ========  ========    ========  ========

Of the amounts shown on the accompanying Consolidated Balance Sheets, the following relate to the above transactions:

                                   December 31, 1995       June 30, 1995

Receivables
  Includes receivables due
  from Buckeye:                        $19,880               $ 32,119
                                       =======               ========
Accounts payable and
accrued expenses
  Includes accounts payable
  to Buckeye of:                       $52,303               $159,983
                                       =======               ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.




RESULTS OF OPERATIONS


Comparison of the Three and Six Months Ended December 31, 1995 & 1994
---------------------------------------------------------------------

As reported in the Company's Form 10-K for the year ended June 30, 1995 and in the Company's Form 10-Q for the quarter ended September 30, 1995, the Company reduced its product offerings in order to focus on its traditional ribbon business for impact printers, particularly ribbons for which the Company has molds, and on its toner products line for laser printers. The reduction in sales and the reduction in inventory levels in the three and six month periods ended December 30, 1995 from the same periods in 1994, are primarily the result of the elimination of unprofitable products from the Company's product line and a continuing deterioration in the sales of the Company's core products. In addition, inventory levels are lower at December 31, 1995 compared to December 31, 1994 by approximately $584,000.

The Company has reduced its manufacturing overhead to be more in line with its current rate of sales, which is predominantly responsible for the increase in gross profit percentage for the three and six months periods compared to the same periods in 1994.

The Company reduced its selling, general and administrative costs by approximately $205,000 for the three months and approximately $350,000 for the six months, ended December 31, 1995, compared to the same periods in 1994, to be more in line with the Company's current rate of sales. Selling, general and administrative costs for the three months ended December 31, 1995 also represented a decrease of approximately $50,000 from the three months ended September 30, 1995.

There was no interest expense in the three or six month periods ended December 31, 1995 due to the elimination of debt.

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

On February 15, 1995, the Company announced that it would purchase, from time to time in the open market, up to 750,000 shares of its stock. Through February 12, 1996, the Company has repurchased 203,600 of its shares at an aggregate purchase price of $164,187.

The Company's current ratio was 6.2 to 1 at December 31, 1995 compared to
5.4 to 1 at June 30, 1995. The Company has $3,814,195 in cash and cash equivalents and $1,105,100 in marketable securities and other short-term investments and no long-term debt at December 31, 1995. Accordingly, the Company believes that its capital resources are more than sufficient to support its current and planned levels of operations and its announced stock repurchase.

                         PART II - OTHER INFORMATION


  Item l.  LEGAL PROCEEDINGS.  None

  Item 2.  CHANGES IN SECURITIES.  None

  Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

  Item 5.  OTHER INFORMATION.

           On October 24, 1995, the Company received a proposal from Pubco Corporation ("Pubco") pursuant to which the Company would sell all of its assets to a wholly-owned Pubco subsidiary and Company's stockholders would receive one share of newly issued Pubco Common Stock for each seven shares of the Company's Common Stock owned by them. Pubco owns approximately 90% of Bobbie Brooks, Incorporated, which owns approximately 62% of the Company. The proposal must be approved by the Company's Board of Directors, which is considering the matter and has hired a financial advisor to opine as to the fairness of the proposed transaction, and by the Company's stockholders at a meeting called for such purpose.

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



                                 ASPEN IMAGING INTERNATIONAL, INC.


                                   /s/  Robert H. Kanner
                                 -----------------------------------
                                 Robert H. Kanner
                                 Chairman of the Board
                                 and Chief Financial Officer






















Dated:  February 13, 1996

                                 EXHIBIT INDEX



Financial Data Schedule