Form 10-Q
period 1996-03-31
ASPEN IMAGING INTERNATIONAL INC
filed 1996-05-14
CIK 741517

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended            March 31, 1996

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


Number of Common Shares Outstanding as of May 13, 1996:     3,988,756

                      ASPEN IMAGING INTERNATIONAL, INC.


                                                                 Page Number

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           March 31, 1996 and June 30, 1995. . . . . . . . . .         3

           Consolidated Statements of Operations
           for the Three Months and Nine Months Ended
           March 31, 1996 and 1995 . . . . . . . . . . . . . .         5

           Consolidated Statements of Cash Flows
           for the Nine Months Ended March 31,
           1996 and 1995. . . . . . . . . . . . . . . . . . . .        6

           Notes to Consolidated Financial Statements . . . . .        7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .        9



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .       11

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

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)--Note A.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES


Consolidated Balance Sheets

                                                     March 31,       June 30,
                                                       1996            1995
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $ 3,081,191     $ 2,870,575
  Short-term investments                                    --         526,213
  Marketable securities available for sale           2,171,747         987,900
  Receivables (less allowances of $80,816
    and $25,000 for doubtful accounts) --
    Note C                                             438,003         747,644
  Inventories -- Note B                                541,368         725,703
  Prepaid expenses and other current assets             60,776          44,385
                                                   -----------     -----------
                          TOTAL CURRENT ASSETS       6,293,085       5,902,420


PROPERTY AND EQUIPMENT
  Leasehold improvements                               140,457         140,457
  Machinery and equipment                            1,091,902       1,091,902
  Molds                                              2,994,750       2,994,750
  Office equipment and vehicles                        309,889         322,261
                                                   -----------     -----------
                                                     4,536,998       4,549,370
  Less accumulated depreciation
    and amortization                                 3,562,634       3,218,863
                                                   -----------     -----------
                                                       974,364       1,330,507


NOTES RECEIVABLE                                         6,050          18,800

OTHER ASSETS, NET -- Note A                             99,020         137,764
                                                   -----------     -----------
                                  TOTAL ASSETS     $ 7,372,519     $ 7,389,491
                                                   ===========     ===========


See notes to consolidated financial statements.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS--CONTINUED








                                                     March 31,       June 30,
                                                       1996            1995
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses
    -- Note C                                      $   659,056     $   671,163
  Accrued salaries and payroll expenses                225,837         428,379
                                                   -----------     -----------
                     TOTAL CURRENT LIABILITIES         884,893       1,099,542


STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 Par Value;
    authorized, 1,000,000 shares;
    no shares issued                                        --              --
  Common Stock, $.001 par value;
    4,192,356 shares issued and 3,988,756
    shares outstanding at March 31,
    1996 and 4,192,356 shares issued and
    4,075,356 shares outstanding at
    June 30, 1995                                        4,192           4,192
  Capital in excess of par value                     4,807,151       4,807,151
  Unrealized gains on investments
    available for sale                                 190,394          78,809
  Retained earnings                                  1,650,076       1,494,140
                                                   -----------     -----------
                                                     6,651,813       6,384,292
  Treasury stock at cost, 203,600 shares
    at March 31, 1996 and 117,000
    shares at June 30, 1995                           (164,187)        (94,343)
                                                   -----------     -----------
                    TOTAL STOCKHOLDERS' EQUITY       6,487,626       6,289,949
                                                   -----------     -----------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $ 7,372,519     $ 7,389,491
                                                   ===========     ===========


See notes to consolidated financial statements.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES


Consolidated Statements of Operations





                                                 Three Months Ended              Nine Months Ended
                                                      March 31                        March 31
                                                l996            l995             1996            1995
REVENUE
  Net sales -- Note C                      $ 1,217,650     $ 1,704,402      $ 3,916,447     $ 5,603,703
  Other                                         79,184          56,978          269,049         184,868
                                           -----------     -----------      -----------     -----------
                                             1,296,834       1,761,380        4,185,496       5,788,571

COST AND EXPENSES:
  Cost of products sold -- Note C              922,359       1,400,959        2,963,089       4,406,770
  Selling, general and
    administrative -- Note C                   313,465         474,500        1,066,471       1,576,270
  Interest                                          --              52               --          16,535
  Severance and post-employment
    costs from the elimination
    of administrative personnel                     --          54,493               --         533,576
                                           -----------     -----------      -----------     -----------
                                             1,235,824       1,930,004        4,029,560       6,533,151


   INCOME (LOSS) BEFORE INCOME TAXES            61,010        (168,624)         155,936        (744,580)


          PROVISION FOR INCOME TAXES                --        (127,748)              --        (127,748)
                                           -----------     -----------      -----------     -----------

                   NET INCOME (LOSS)       $    61,010     $   (40,876)     $   155,936     $  (616,832)
                                           ===========     ===========      ===========     ===========

  NET INCOME (LOSS) PER COMMON SHARE       $      0.02     $     (0.01)     $      0.04     $     (0.15)
                                           ===========     ===========      ===========     ===========

             WEIGHTED AVERAGE SHARES         3,988,756       4,187,095        4,005,105       4,190,628
                                           ===========     ===========      ===========     ===========




See notes to consolidated financial statements.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
                                                                  Nine Months Ended
                                                                       March 31
                                                                l996              l995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $   155,936       $  (616,832)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                            397,573           461,162
      Provision for doubtful accounts                           70,000           (53,556)
      (Gain) from sale of investments                          (35,881)               --
      (Gain) on disposal of assets                              (4,176)          (41,151)
  Changes in operating assets and liabilities:
      Receivables                                              239,641           345,689
      Inventories                                              184,335           882,777
      Prepaid expenses and other current assets                (16,391)         (145,557)
      Accounts payable and accrued expenses                    (12,107)          (99,177)
      Accrued salaries and payroll expenses                   (202,542)          305,627
                                                           -----------       -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES              776,388         1,038,982

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                   4,176         2,261,077
  Additions to property and equipment                           (2,686)         (187,965)
  Change in notes receivable                                    12,750            30,374
  Change in other assets                                            --             4,685
  Purchase of investments                                   (1,571,750)
  Proceeds from sale of investments                          1,061,582        (1,440,988)
                                                           -----------       -----------
        NET CASH PROVIDED BY INVESTING ACTIVITIES             (495,928)          667,183

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt                                         --          (996,370)
  Purchase of treasury stock                                   (69,844)          (18,969)
                                                           -----------       -----------
          NET CASH (USED IN) FINANCING ACTIVITIES              (69,844)       (1,015,339)

        NET INCREASE IN CASH AND CASH EQUIVALENTS              210,616           690,826

                        CASH AND CASH EQUIVALENTS
                           AT BEGINNING OF PERIOD            2,870,575         1,784,846
                                                           -----------       -----------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 3,081,191       $ 2,475,672
                                                           ===========       ===========
SUPPLEMENTAL INFORMATION:

  Interest Paid                                            $        --       $    16,535
                                                           ===========       ===========
  Taxes Paid                                               $        --       $        --

See notes to consolidated financial statements.

                                 6.

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1996



NOTE A -- Basis Of Presentation

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

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," for investments. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable securities held as available for sale are carried at fair value with any unrealized gains or losses reported as a separate component of shareholders' equity. Realized gains and losses on marketable securities held as available for sale are included in other revenue. Interest and dividends on securities classified as available for sale are included in other revenue.

Other assets include $88,991 of formulas for the production of toner, net of $236,009 accumulated amortization.

The Company recognizes sales when product is shipped.

Certain prior amounts have been reclassified to conform with the current year presentation.


NOTE B -- Inventories

Inventories consisted of:

                                           March 31          June 30
                                             1996              1995

    Raw materials and component parts     $ 200,251         $ 324,703
    Finished goods, including goods
      purchased for resale                  341,117           401,000
                                          ---------         ---------
                                          $ 541,368         $ 725,703
                                          =========         =========

ASPEN IMAGING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1996

NOTE C -- CERTAIN RELATED PARTY TRANSACTIONS

Of the amounts shown in the accompanying Consolidated Statements of
Operations, the following relate to transactions (all of which were consummated at cost) with Bobbie Brooks, Incorporated, which owns approximately 62% of the Company's Common Stock, and its affiliates, including its Buckeye Business Products, Inc. Division (collectively,
"Buckeye"):
                                     Three Months Ended    Nine Months Ended
                                           March 31            December 31
                                      1996        1995      1996        1995
Net sales
  Includes product sales by the
  Company to Buckeye at the
  Company's cost of:                 $ 33,966  $ 28,044    $ 91,657  $145,791
                                     ========  ========    ========  ========
Cost of products sold
  Includes product purchased from
  Buckeye at Buckeye's cost of:      $276,218  $255,945    $782,608  $893,547
                                     ========  ========    ========  ========
  Includes personnel costs for
  shipping and purchasing, and
  rental for space, utilized by
  the Company and provided by
  Buckeye at Buckeye's cost of:      $ 25,606  $ 26,854    $ 69,621  $ 86,672
                                     ========  ========    ========  ========
Selling, general and administrative
  Includes personnel costs for
  order entry, billing, legal
  and accounting, utilized by the
  Company and provided by
  Buckeye at Buckeye's cost of:      $  8,881  $ 18,429    $ 51,481  $ 94,648
                                     ========  ========    ========  ========

Of the amounts shown on the accompanying Consolidated Balance Sheets, the following relate to the above transactions:

                                         March 31, 1996       June 30, 1995

Receivables
  Includes receivables due
  from Buckeye of:                         $  7,466             $ 32,119
                                           ========             ========
Accounts payable and
accrued expenses
  Includes accounts payable
  to Buckeye of:                           $ 63,743             $159,983
                                           ========             ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



RESULTS OF OPERATIONS


Comparison of the Three and Nine Months Ended March 31, 1996 and 1995

As reported in the Company's Form 10-K for the year ended June 30, 1995 and in the Company's Form 10-Q for the quarters ended September 30, 1995 and December 31, 1995, the Company reduced its product offerings in order to focus on its traditional ribbon business for impact printers, particularly ribbons for which the Company has molds, and on its toner products line for laser printers. The reduction in sales and the reduction in inventory levels in the three and nine month periods ended March 31, 1996 from the same periods in 1995, are primarily the result of the elimination of unprofitable products from the Company's product line and a continuing deterioration in the sales of the Company's core products. In addition, inventory levels are lower at March 31, 1996 compared to March 31, 1995 by approximately $374,000.

The Company has reduced its manufacturing overhead to be more in line with its current rate of sales, which is predominantly responsible for the increase in gross profit percentage for the three and nine month periods compared to the same periods in 1995.

The Company reduced its selling, general and administrative costs by approximately $161,000 for the three months and approximately $510,000 for the nine months, ended March 31, 1996, compared to the same periods in 1995, to be more in line with the Company's current rate of sales. Selling, general and administrative costs for the three months ended March 31, 1996 also represented a decrease of approximately $36,000 from the three months ended December 31, 1995.

There was no interest expense in the three or nine month periods ended March 31, 1996 due to the elimination of debt.

Liquidity and Capital Resources

The investment in the Company by Buckeye Business Products, Inc., a Division of Bobbie Brooks, Incorporated ("Buckeye"), in 1993, allowed the Company to utilize its assets in a more productive manner in an effort to return the Company to profitability.

The Company used Buckeye's investment to eliminate the Company's working capital debt and the relationship with Buckeye allowed the Company to sell its building, eliminate all long-term debt, and substantially reduce staffing levels. This has resulted in improvement in the Company's operating results and a reduction in the Company's cash requirements, notwithstanding the continuing sales deterioration that began several years ago.

On February 15, 1995, the Company announced that it would purchase, from time to time in the open market, up to 750,000 shares of its stock. Through May 13, 1996, the Company has repurchased 203,600 of its shares at an aggregate purchase price of $164,187.

The Company's current ratio was 7.1 to 1 at March 31, 1996 compared to 5.4 to 1 at June 30, 1995. The Company has $3,081,191 in cash and cash equivalents and $2,171,747 in marketable securities and other short-term investments and no long-term debt at March 31, 1996. Accordingly, the Company believes that its capital resources are more than sufficient to support its current and planned levels of operations and its announced stock repurchase.

The Company has not generated pretax income in recent years and, therefore, the potential future tax benefits of the deferred tax assets, primarily net operating loss carryforwards, may not be realized. Accordingly, a valuation allowance has been provided equal to the net deferred tax assets related to these potential future tax benefits, which totaled approximately $500,000 at December 31, 1995. Should the Company generate pretax income in future years, the tax benefits of the net operating loss carryforwards and other items will be realized, which will have a positive impact on the future cash flows, liquidity and capital resources of the Company.

New Accounting Standards

In 1995, the Financial Accounting Standards Board issued a new accounting standard effective for 1996 that will be applicable to the Company. SFAS No. 121-"Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company has determined the effect upon its adoption to be immaterial to results of operations.

                         PART II - OTHER INFORMATION




  Item l.  LEGAL PROCEEDINGS.  None

  Item 2.  CHANGES IN SECURITIES.  None

  Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

  Item 5.  OTHER INFORMATION.

           On October 24, 1995, the Company received a proposal from Pubco Corporation ("Pubco") pursuant to which a wholly owned subsidiary of Pubco would purchase substantially all of the Company's assets, the Company would be liquidated, and the Company's stockholders would receive one share of Pubco's Common Stock for each seven shares of the Company's Common Stock owned by them.
           On April 25, 1996, the Company's Board of Directors accepted the Pubco proposal, subject to stockholder approval, and authorized the Company to enter into a Sale and Liquidation Agreement, which was executed on April 26, 1996. The Company's stockholders will consider the matters at a Special Meeting to be held on June 27, 1996.

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits

           Financial Data Schedule

      (b)  Reports on Form 8-K

           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ASPEN IMAGING INTERNATIONAL, INC.


                                   /s/  Robert H. Kanner
                                 ---------------------------
                                 Robert H. Kanner
                                 Chairman of the Board
                                 and Chief Financial Officer






















Dated:  May 14, 1996

                                 EXHIBIT INDEX



Financial Data Schedule